Form 10QSB
period 1999-09-30
PHILLIPS 44 INC
filed 2000-02-11
CIK 1089905

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
September 30, 1999


                                PHILLIPS 44, INC.
                           -------------------------
             (Exact name of registrant as specified in its charter)


               Wyoming                                    84-1402775
               -------                                    ----------
      (State of incorporation)                         (I.R.S. Employer
                                                       Identification No.)

                  544 E. Yellowstone Highway, Casper, WY 82601
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (303) 422-8127


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes  X       No
                                   -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        780,000 as of September 30, 1999

                                PHILLIPS 44, INC
                          (A Development Stage Company)
                          Interim Financial Statements
                                   (Unaudited)
                      For Quarter Ended September 30, 1999


                                                            Phillips 44
                                                   (A Development Stage Company)

                                                           BALANCE SHEET
                                                            (unaudited)



                                                                   September 30,              December 31,
                                                                   1999                       1998
                                                                   -------------              ------------
Current Assets:
Cash and cash equivalents                                          306                        1,331
                                                                   ------                     ------
Total current assets                                               306                        $1,331
                                                                   ------                     ------
Investments                                                        750                        750
Total Assets                                                       1,056                      2,081
Total Current Liabilities:                                         0                          0
                                                                   ------                     ------
Stockholders' equity:
Common stock, $.001 par value                                      780                        780
Authorized 50,000,000 shares:  Issued
and outstanding 780,000 shares
Additional paid-in capital                                         1,470                      1,470
Retained Earnings (deficit)                                        (1,194)                    (169)
                                                                   -------                    ------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                           $1,056                     $2,081
                                                                   =======                    ======


The accompanying notes are an integral part of the financial statements.


                                                         PHILLIPS 44, INC.
                                                   (A Development Stage Company)

                                                      STATEMENT OF OPERATIONS
                                                            (unaudited)



                                                         Three Months Ending Sept.      Three Months Ending Sept.
                                                         30, 1999                       31, 1998
Revenue & interest                                       $0                             $0
Expenses, general and administrative                     1,000                          0
Provision for income taxes                               -                              -
                                                         -------                        -------
Net income (loss) for period                             (1,000)                        $0
Net income (loss) per share                              $(-)                           $(-)
Weighted average number of common shares                 780,000                        480,000




The accompanying notes are an integral part of the financial statements.


                                                         PHILLIPS 44, INC.
                                                   (A Development Stage Company)

                                                      STATEMENT OF CASH FLOWS
                                                            (unaudited)



                                                              Nine Months Ending Sept.    Nine Months Ending Sept.
                                                              30, 1999                    30, 1998
                                                              ------------------------    ------------------------
Cash flows from operating activities:                         (1,025)                     $0
Net income (loss)                                             (1,025)                     0
Adjustments to reconcile net income (loss) to net cash        0                           0
provided (used) by operating activities:
Amortization                                                  0                           0
Rent                                                          0                           0
Changes in:                                                   0                           0
Accounts payable - related parties                            0                           0
                                                              -------                     ----
Cash provided (used) by operating activities                  (1,025)                     0
                                                              =======                     ====
Cash at beginning of period                                   1,331                       606
                                                              =======                     ====
Cash at end of period                                         $306                        $606
                                                              =======                     ====



The accompanying notes are an integral part of the financial statements.

                                PHILLIPS 44. INC.
                          (A Development Stage Company)
                                   (Unanimous)
                          Notes to Financial Statements
                      For Quarter Ended September 30, 1999

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

Organization
------------

The company was incorporated on April 17, 1997, in the state of Wyoming. The Company is in the development stages and was organized for the purpose of general investing. The Company's fiscal year end is December 31. The financial statements are presented on the accrual basis of accounting.

The accompanying financial statements have been prepared on the going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The company's continuation as a going concern is dependent on its ability to generate sufficient cash flows to meet its obligation on a timely basis, to raise additional capital as may be required, and ultimately to attain successful operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Presentation
---------------------

The Company is primarily engaged in general investing, The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.001 par value. There is no preferred stock authorized or issued

Cash and Cash Equivalent
------------------------

The Company considers all highly-liquid debt instruments purchased with an original maturity of three months or less, to be cash equivalents.

Revenue Recognition
-------------------

Revenue is recognized when earned and expenses are recognized when they occur.

                                PHILLIPS 44. INC.
                          (A Development Stage Company)
                                   (Unanimous)
                          Notes to Financial Statements
                      For Quarter Ended September 30, 1999


Use of Estimates
----------------

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period Actual results could differ from those estimates.

Net Less Per Share
------------------

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Note 2 - STOCKHOLDERS' EQUITY
         --------------------

During the period, the Company issued 780,000 shares of its $.001 par value common stock. 480,000 shares were sold to 15 persons at $.003 per share for cash of $ 1,500 in 1997. In December 1998 the directors purchased an additional 300,000 shares at $.0025 per share for cash of $750.

Note 3 - FEDERAL INCOME TAXES
         --------------------

The Company adopted statement of financial Accounting Standards No. 109, "Accounting For Income Taxes." FAS 109 requires the recognition of deferred tax liabilities and assets for the anticipated future tax effects of temporary differences that arm as a result of differences in the carrying amounts and tax bases of assets and liabilities. There was no material effect on the financial statements as a result of adopting FAS 109.

Note 4 - RELATED PARTY TRANSACTION
         -------------------------

The officers and directors of this company are also officers and directors of other companies.

ITEM 2. MANAGEMENTS  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
        ------------------------------------------------------------------------
OF OPERATIONS
-------------

RESULTS OF  OPERATIONS  FOR THE NINE  MONTH  PERIOD  ENDED  SEPTEMBER  30,  1999
--------------------------------------------------------------------------------
COMPARED TO SAME PERIOD IN 1998
-------------------------------

The Company currently has no business operations and no business revenues. The Company has experienced expenses for the nine month period of $1,025 and none 1998. The Company had no revenues for the period in 1999 or 1998. The Company had a net loss of ($1,025) for the period in 1999, $1,000 of which was accounting expense, and no profit or loss in the same period 1998. The Company losses will continue until income can be achieved. While the company is seeking capital sources for investment, there is no assurance that sources can be found.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED  SEPTEMBER 30, 1999 COMPARED TO SAME
--------------------------------------------------------------------------------
QUARTER IN 1998
---------------

The Company currently has no business operations and no business revenues. The Company had $1,000 in audit expenses in the period in 1999 and no expenses in the period in 1998. The Company had no revenues in the period in 1999 or 1998. The Company incurred a loss of ($1,000) in the period in 1999 and no profit or loss in 1998.

The Company's losses will continue until a business and revenues can be acquired and achieved. While the Company is seeking a business acquisition and capital sources for investment, there is no assurance that a business can be acquired, or that any capital sources for investment will be achieved.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had no cash capital at the end of the period and no assets. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.       LEGAL PROCEEDINGS
-------------------------------

                  None

ITEM 2.       CHANGES IN SECURITIES
-----------------------------------

                  None

ITEM 3.       DEFAULT UPON SENIOR SECURITIES
--------------------------------------------

                  None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------

                  None

ITEM 5.       OTHER INFORMATION
-------------------------------

                  None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------------

          No reports on Form 8-K were made for the period for which this report is filed.

                                PHILLIPS 44, INC.
                          (A Development Stage Company)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PHILLIPS 44, INC.

Date: December 14, 1999

                                            /s/ Philip G. Hinds
                                            ------------------------------------
                                            Philip G. Hinds, President