Form 10QSB
period 2000-03-31
PHILLIPS 44 INC
filed 2000-05-22
CIK 1089905

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
March 31, 2000                                           000-26855


                                PHILLIPS 44, INC.
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                     84-1413868
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

               544 E. Yellowstone Highway, Casper, Wyoming, 82601
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                  Yes          No   X
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   780,000 common shares as of March 31, 2000

                                PHILLIPS 44, INC.
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                    For the Three-Months Ended March 31, 2000
                                   (Unaudited)



                               PHILLIPS 44, INC.
                         (A Development Stage Company)
                                 Balance Sheet
                For the Three Month Period Ended march 31, 2000
                                  (Unaudited)


                                                                          Three-Months               Three-Months
                                                                              Ended                      Ended
ASSETS:                                                                  March 31, 2000             March 31, 1999
                                                                       -------------------        -------------------

Current Assets:
   Cash                                                                           $ 1,296                    $ 1,306
                                                                       -------------------        -------------------

Total Current Assets                                                                1,296                      1,306

Other Assets:
   Investment in Western Technology                                                   750                        750
                                                                       -------------------        -------------------

Total Other Assets                                                                    750                        750

Total Assets                                                                      $ 2,046                    $ 2,056
                                                                       ===================        ===================

LIABILITIES & STOCKHOLDERS' EQUITY

Stockholders' Equity (Note 2)
   50,000,000 shares authorized $.001 par value,
   780,000 shares issued and outstanding in 2000 & 1999                               780                        780
Additional Paid-In Capital                                                          1,470                      1,470
Deficit accumulated during the
   development stage                                                                 (204)                      (194)
                                                                       -------------------        -------------------

Total Liabilities & Stockholders' Equity                                          $ 2,046                    $ 2,056
                                                                       ===================        ===================


   The accompanying notes are an integral part of these financial statements.



                               PHILLIPS 44, INC.
                         (A Development Stage Company)
                            Statement of Operations
                   For the Three Months Ended March 31, 2000
                                  (Unaudited)


                                                                                                   Apr. 17, 1997
                                                      March 31,               March 31,              Inception to
                                                         2000                    1999              Mar. 31, 2000
                                                   -----------------       -----------------       -----------------
Revenue:                                                    $ -                     $ -                     $ -


Costs and Expenses:

    Office Expenses                                           -                       -                     144
    Filing Fees                                               -                      25                      60
                                                   -----------------       -----------------       -----------------

Net Loss                                                    $ -                    $ 25                   $ 204
                                                   =================       =================       =================

Per share information:

   Weighted average number
   of common shares outstanding                         780,000                 780,000                 780,000
                                                   -----------------       -----------------       -----------------

Net Loss per common share                                  *                       *                       *
                                                   =================       =================       =================

*  Less than $.01


   The accompanying notes are an integral part of these financial statements.


                               PHILLIPS 44, INC.
                              Stockholders' Equity
                                 March 31, 2000
                                  (Unaudited)


                                                            COMMON STOCKS                  Additional Retained     Total
                                                                                           Paid-In    Earnings  Stockholder's
                                                       Shares           Amount             Capital    (Deficit)    Equity
                                                       ------           ------             -------    ---------

Issuance of Stocks for Cash                            480,000            $ 480             $ 1,020       $ -       $ 1,500

Net Deficit 12/31/97                                         -                -                   -      (144)         (144)
                                                       -------             ----             -------      -----      --------
Balance December 31, 1997                              480,000              480               1,020      (144)        1,356
                                                       =======             ====             =======      =====      ========
Issuance for Cash                                      300,000              300                 450         -           750

Net Deficit 12/31/98                                         -                -                   -       (25)          (25)
                                                       -------             ----             -------      -----      --------
Balance December 31, 1999                              780,000              780               1,470      (169)        2,081
                                                       =======             ====             =======      =====      ========
Net Deficit 12/31/99                                         -                -                   -       (35)          (35)
                                                       -------             ----             -------      -----      --------
Balance December 31, 1999                              780,000              780               1,470      (204)        2,046
                                                       =======             ====             =======      =====      ========
Net Deficit 3/31/2000                                        -                -                   -         -             -
                                                       -------             ----             -------      -----      --------
Balance March 31, 2000                                 780,000            $ 780             $ 1,470    $ (204)      $ 2,046
                                                       =======             ====             =======      =====      ========


   The accompanying notes are an integral part of these financial statements.


                               PHILLIPS 44, INC.
                         (A Development Stage Company)
                            Statement of Cash Flows
                   For the Three Months Ended march 31, 2000
                           (Unaudited) Apr. 17, 1997

                                                                       March 31,          March 31,         Inception to
                                                                          2000              1999           March 31, 1999
                                                                     ---------------   ----------------   -----------------

Cash Flows from Operating Activities:

   Net Loss                                                                   $ (10)             $ (25)             $ (204)

   (Increase) in Investment                                                       -                  -                   -
                                                                     ---------------   ----------------   -----------------

Net Cash Provided by Operating Activities                                       (10)               (25)               (204)

Cash Flows from Financing Activities:

   Proceed from stock issuance, net of issuance costs                             -                750                 750
                                                                     ---------------   ----------------   -----------------

Net Cash Provided by Financing Activities                                         -                750                 750
                                                                     ---------------   ----------------   -----------------

Net Increase in Cash & Cash Equivalent                                          (10)               725                 546

Beginning Cash & Cash Equivalent                                              1,306                581                   -
                                                                     ---------------   ----------------   -----------------

Ending Cash & Cash Equivalent                                               $ 1,296            $ 1,306             $ 1,296
                                                                     ===============   ================   =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During the Year for:
     Interest                                                                     -                  -                   -
     Income Taxes                                                                 -                  -                   -



   The accompanying notes ar an integral part of these financial statements.

                                PHILLIPS 44, INC.
                          (A Development Stage Company)
                                 March 31, 2000
                                   (Unaudited)



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

                                PHILLIPS 44, INC.
                          (A Development Stage Company)
                                 March 31, 2000
                                  (Unaudited )





 Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT)
          -------------------------------------------------

         Net Loss Per Share
         ------------------

         Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

Note 2 - STOCKHOLDERS' EQUITY
         --------------------

         During the period, the Company issued 780,000 shares of its $.001 par value common stock. 480,000 shares were sold for cash of $1,500 in 1997. In December 1998 the directors purchased an additional 300,000 shares for cash of $750.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 COMPARED TO THE SAME QUARTER IN 1999

     The Company had no revenues in the quarter in 2000 or 1999. The Company incurred no expenses in the quarter in 2000 and $25 in the quarter in 1999. The company had no gain or loss in the period in 2000 as compared to ($25) in the quarter in 1999. The profit or loss per share was nominal in the quarter in both 2000 and 1999.

     The Company expects the lack of revenue to continue until a merger or acquisition is completed.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has no liquid assets or cash. Its sole capital resources are it shares of stock with which to make private placements.



                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000



                                              PHILLIPS 44, INC.


                                              /s/ Philip G. Hinds
                                              -----------------------------
                                              Philip G. Hinds, President