Form 10QSB
period 2000-06-30
GENUS INTERNATIONAL CORP
filed 2000-08-23
CIK 1089905

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                 Commission File Number
-----------------                                 ----------------------
June 30, 2000                                           000-26855


                         GENUS INTERNATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Wyoming                                     74-2960356
--------------------------------                        -------------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

                 1237 South Val Vista Drive, Mesa, Arizona 85204
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (480)807-1235


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                  Yes  X       No
                                     -----        ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 1,632,971 common shares as of June 30, 2000



                         GENUS INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                                  BALANCE SHEET
                                  (UNAUDITED)


                                                        June 30, 2000           December 31, 1999
CURRENT ASSETS:

          TOTAL CURRENT ASSETS                                   -                    -
     TOTAL ASSETS                                      ---------------          -----------
                                                                 0                     0
                                                       ===============          ===========

LIABILITIES AND STOCKHOLDERS EQUITY

LIABILITIES:

     Accounts Payable and Accrued Expenses                     411
     Loans Payable                                          30,120               30,120
                                                       ---------------          -----------
          TOTAL LIABILITIES                                 30,531               30,120

STOCKHOLDERS EQUITY:

     Common stock - no par value, 50,000,000 shares
     authorized, 1,632,971 shares issued & outstanding           0                    0

     Accumulated Deficit                                   (30,531)             (30,120)
                                                       ---------------          -----------
          TOTAL STOCKHOLDERS EQUITY                        (30,531)             (30,120)
                                                       ---------------          -----------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                   0                    0
                                                       ===============          ===========



                         GENUS INTERNATIONAL CORPORATION
                         (A Development Stage Company)
                                INCOME STATEMENT
                                  (UNAUDITED)


                                                          Six months ended        Three months ended
                                                             June 30,                June 30,
                                                        2000            1999    2000            1999

Sales

Cost of Sales
                                                     ---------      ----------  ----------      ----------
     Gross Profit                                          0                0           0               0

Selling and Administrative                               411               25           0               0

Other Income (Expenses) Net
                                                     ---------      ----------  ----------      ----------
Net Income (Loss) Before Taxes                          (411)                           0               0

Provision for Income Taxes
                                                     ---------      ----------  ----------      ----------
     Net Income (Loss)                                  (411)              25           0               0
                                                     =========      ==========  ==========      ==========

Net Income (Loss) Per Share                             (.00)           ($.00)          0               0
                                                    ===========     ==========  ==========      ==========
Average Number of Shares Outstanding                1,278,480       1,278,480   1,632,971       1,278,480
                                                   ------------     ----------  ----------      ----------



                         GENUS INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Six months ended                     Three months ended
                                                                June 30,                             June 30,
                                                        2000                    1999            2000            1999

CASH FLOW FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                        (411)           (25)              0               0

     Changes in assets and liabilities
          Increase (Decrease) in accounts payable             (411)           (25)              0               0
                                                       ---------------    -----------      ----------     -----------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     0              0               0               0
                                                       ---------------    -----------      ----------     -----------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of Common Stock                                    -              -               -               -
     Additional Paid in Capital                                  -              -               -               -
                                                       ---------------    -----------      ----------      ----------
CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     -              -               -               -

NET INCREASE (DECREASE) IN CASH                                  -              -               -               -

CASH AT BEGINNING OF YEAR                                        -              -               -               -
                                                       ---------------    -----------      ----------      ----------
CASH AT END OF YEAR                                              -              -               -               -
                                                       ===============    ===========      ==========      ==========



                         GENUS INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES TO STOCKHOLDERS' EQUITY
                                  JUNE 30, 1999


                                   Common stock
                            Number of                  Accumulated
                              Shares         Amount    (deficit)      Total


Balance-January 1, 1999       1,278,480      -         $ (28,477)     $(28,477)

Net Loss                              -      -           ( 1,643)      ( 1,643)
Shares issued                         -      -                 -            -
                              ----------   ---------   -----------    ----------
Balance-December 31, 1999     1,278,480      $   -     $ (30,120)     $(30,120)
                              ==========   =========   ===========    ==========
Shares issued
  June 20, 2000                 354,491          -             -             -

Net Loss at June 30, 2000             -          -          (411)         (411)
                              ----------   ---------   -----------    ----------
Balance-June 30, 2000         1,632,971     $ 0.00       (30,531)      (30,531)

                            GENUS INTERNATIONAL CORP.
                          (A Development Stage Company)
                                  June 30, 2000
                                   (Unaudited)



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

     In the second quarter of 2000, the Company acquired 100% of the issued and outstanding common stock of Phillips 44, Inc., a Wyoming corporation, and thereby redomiciled the company but retained the name Genus International Corporation.

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

         Basis of Presentation
         ---------------------

     The Company is primarily engaged in computer technology, emphasizing smart card technology. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.001 par value. There are no preferred stock authorized or issued.

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

                         GENUS INTERNATIONAL CORPORATION
                          (A Development Stage Company)
                                  June 30, 2000
                                   (Unaudited)





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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SAME PERIOD ENDED JUNE 30, 1999.

     The Company had no revenues in the period in 2000 or 1999. The Company was developing its business plan during the period and completing a merger with Phillips 44, Inc. The Company had expenses of $411 in the period in 2000 and $25 in 1999. The net loss was ($411) in 2000 and ($25) in 1999.

     The loss per share was negligible for the period in 2000 and 1999.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000 COMPARED TO THE SAME QUARTER IN 1999.

     The Company had no revenues in the quarter in 2000 or 1999. The company incurred no expenses in the quarter in 2000 or 1999 and had no profit or loss. There was not profit or loss per share for the quarter in 2000 or 1999.

     The Company expects to generate losses in the future quarters as it attempts to start up and develop its business plan. Those losses could be significant and may exceed several hundred thousand dollars per quarter. There is no assurance that a profitable business may ever be achieved by the Company.

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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                        Reports on Form 8-K were  made for the  period for which
                  this  report is filed.  June 22, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2000

                                              GENUS INTERNATIONAL CORPORATION


                                              /s/ William A. Young, Sr.
                                              -----------------------------
                                              William A. Young, Sr., President