Form 10QSB
period 2000-09-30
GENUS INTERNATIONAL CORP
filed 2000-11-20
CIK 1089905

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB

                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For Quarter Ended                                     Commission File Number
  -----------------                                     ----------------------
  September 30, 2000                                       000-26855

                         GENUS INTERNATIONAL CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Wyoming                                            74-2960356
  --------------                                        ----------
(State of incorporation)                                (I.R.S. Employer
                                                        Identification No.)

                 1237 South Val Vista Drive, Mesa, Arizona 85204
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (480) 807-1235


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


                2,082,971 common shares as of September 30, 2000



                            GENUS INTERNATIONAL CORP
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                    September 30, 2000 and December 31, 1999

                                                ASSETS

                                                September 30, 2000      December 31, 1999
Current Assets

   Checking                                     $            71
   Prepaid Expenses                                       6,500
   Notes Receivable                                       3,214
                                                ----------------        ------------------
Total Current Assets                                      9,785                         0

Property and Equipment                                  100,102
Licenses, Patents and Trademarks                      2,150,000
   Accum. Depreciation                                  (57,597)
                                                ----------------        ------------------
Other Assets                                          2,192,505                         0

   Goodwill                                             310,000
   Purchase of Public Shell& Start-Up Costs             456,822
                                                ----------------        ------------------
Total Other Assets                                      766,822                         0

Total Assets                                    $     2,969,112                         0
                                                ================        ==================

                             LIABILITIES AND CAPITAL
Current Liabilities
   Accounts Payable                             $       165,875                         0
                                                ----------------        ------------------
Total Current Liabilities                               165,875                         0

Long-Term Liabilities
     Note Payables                                    1,926,333                    30,120
                                                ----------------        ------------------
Total Liabilities                                     2,092,208                    30,120

Stockholders Equity
  Common Stock, $.001 par value, 2,082,971 shares
    issued and outstanding, and no par value,
    1,278,480 shares issued and outstanding
    respectively                                              0                         0
Additional Paid-in Capital                            1,150,119                         0
Accumulated Deficit                                    (273,215)                  (30,120)
                                                ----------------        ------------------

Stockholders Equity                                     876,904                   (30,120)

Total Liabilities and Stockholders Equity             2,969,112                         0
                                                ================        ==================



                                    GENUS INTERNATIONAL CORP
                                 (A Development Stage Company)
                                 CONSOLIDATED INCOME STATEMENT
                                          (UNAUDITED)


                                        Nine Months Ended                    Three Months Ended
                                          September 30                          September 30

                                        2000            1999                 2000          1999

Sales                                    17,500                 0            17,500          0
                                        --------        ----------        ----------      -------
Cost of Sales                                 0                 0                 0          0
                                        --------        ----------        ----------      -------
  Gross Profit                           17,500                 0            17,500          0

Selling and Administrative              260,595             1,025           211,124         1,000

Other Income (Expenses) Net
                                        --------        ----------        ----------      -------
Net Income (Loss) Before Taxes         (243,095)           (1,025)         (193,624)       (1,000)

Provision for Income Taxes
                                        --------        ----------        ----------      -------
  Net Income (Loss)                    (243,095)           (1,025)         (193,624)       (1,000)
                                       =========        ==========        ==========      ========
Net Income (Loss) Per Share               (0.12)           (0.001)            (0.09)       (0.001)
                                       =========        ==========        ==========      ========
Average No. of Shares
  Outstanding                         2,082,971         1,278,480         2,082,971      1,278,480
                                       --------         ----------        ----------     ---------




                                 GENUS INTERNATIONAL CORPORATION
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF CASH FLOWS
                                           (UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30

                                                                          2000                   1999

CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                     $(243,095)              (1025)

        Changes in assets and liabilities                                  74,788
          Increase (Decrease) in accounts payable                         133,754               (1025)
                                                                       -----------              ------
CASH PROVIDED (USED) BY OPERATING ACTIVITIES                              (32,553)              (1025)
                                                                       -----------              ------
CASH FLOW FROM INVESTING ACTIVITIES                                    (3,016,924)                  -
                                                                       -----------              ------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:                                                (3,016,924)                  -

CASH FLOW FROM FINANCING ACTIVITIES
  Additional Paid in Capital                                            1,120,000                   -
  Notes Payable                                                         1,929,548                   -
                                                                       -----------              ------
CASH FLOW PROVIDED FROM FINANCING ACTIVITY                              3,049,548                   -

NET INCREASE (DECREASE) IN CASH                                                71               (1025)

CASH AT BEGINNING OF YEAR                                                       0                1331
                                                                       -----------              ------

CASH AT END OF YEAR                                                            71                 306
                                                                       ===========              ======






                                              GENUS INTERNATIONAL CORPORATION
                                               (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENT OF CHANGES TO STOCKHOLDERS EQUITY
                                                 AS OF SEPTEMBER 30, 2000
                                                        (UNAUDITED)


                                        Common Stock                                Accumulated
                                           Shares               Amount               (deficit)               Total

 Balance January 1, 2000                     1,278,480               -        $      (30,120)           $      (30,120)

 Net Loss                                                                               (411)                     (411)
 Shares Issued                                 354,491                                     -                         -

                                        --------------        ----------      ---------------            ---------------
 Balance June 30, 2000                       1,632,971         $     -        $      (30,531)           $      (30,531)
                                        ==============        ==========      ===============            ===============


 Net Loss                                                                           (243,095)                 (243,095)
 Shares Issued Sept 29, 2000                   450,000
                                        --------------        ----------      ---------------            ---------------
 Balance September 30, 2000                  2,082,971         $     -        $     (273,626)           $     (273,626)



                         GENUS INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

            On September 29, 2000, the Company acquired all of the issued and outstanding stock of Genus Technology Corporation, consisting of 1,000 shares of common stock, in exchange for 450,000 shares of common stock of the Company. The accompanying financial statements reflect the consolidated financial operations of the Company and its subsidiary, Genus Technology Corporation.

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

Basis of Presentation
---------------------

            The Company is primarily engaged in computer technology, emphasizing smart card technology. The authorized capital stock of the corporation is 50,000,000 shares of common stock at $.001 par value. There is no preferred stock authorized or issued.

Cash and Cash Equivalent
------------------------

            The Company considers all highly-liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Revenue Recognition
-------------------

            Revenue is recognized when earned and expenses are recognized when they occur.

Use of Estimates
----------------

            The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and

                         GENUS INTERNATIONAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE NINE MONTH PERIOD ENDED September 30, 2000 COMPARED TO SAME PERIOD ENDED September 30, 1999.

            The Company had revenues of $17,500 in the period in 2000, compared to no revenues in the same period of 1999. The Company was developing its business plan during the period and completing the final steps of the merger with Phillips 44, Inc. The Company had expenses of $260,595.03 in the period in 2000 and $1025 in 1999. The net loss was ($243,095.03) in 2000 and ($1,025) in
1999.

     The loss per share for the nine month period was ($.12) in 2000 and ($.001) in 1999.


RESULTS OF OPERATIONS FOR THE QUARTER ENDED September 30, 2000 COMPARED TO THE SAME QUARTER IN 1999.

            The Company had revenues of $17,500 in the quarter in 2000 and had no revenues for the same quarter in 1999. The Company incurred expenses of $211,123.97 in the quarter in 2000 and $1,000 for the period in 1999. The Company had a loss of $193,623.97 for the quarter in 2000 and had a loss of $1,000 for the same quarter in 1999. There was a loss per share of ($.09) for the quarter in 2000 and a loss per share of ($.001) for the same quarter in 1999.

     The Company expects to continue to generate losses in the future quarters as it attempts to start up and develop its business plan. Those losses could be significant and may exceed several hundred thousand dollars per quarter. There is no assurance that a profitable business may ever be achieved by the Company.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has minimal liquid assets and cash. Its sole capital resources are it shares of stock with which to make private placements.

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

                                  None

ITEM 5.           OTHER INFORMATION

                                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                                  Reports on Form 8-K were made for the period
                  for which this report is filed:

                         8-K filed 6/22/00
                         8-K filed 7/21/00

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:

                                            GENUS INTERNATIONAL CORPORATION

                                            /s/ William A. Young, Sr.
                                            --------------------------------
                                                William A. Young, Sr., President